Form 10QSB
period 1996-06-30
HARMONY PRODUCTS INC
filed 1996-08-13
CIK 880882

Form 10-QSB - Quarterly or Transitional Report

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _________ to __________

                                Commission file number 0-19979

                                    Harmony Products, Inc.

              (Exact name of small business issuer as specified in its charter)

                  Virginia                                  54-1529382
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

             808 Live Oak Drive Suite 126 Chesapeake, Virginia 23320
                    (Address of principal executive office)
                                 804-523-2849

                                 (Issuer's telephone number)

  Indicate whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x. No __.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,436,915 shares of common stock.

                                    HARMONY PRODUCTS, INC.

                                            INDEX

PART I - FINANCIAL INFORMATION

 Item  1.    FINANCIAL STATEMENTS

             Balance Sheets- December 31, 1995 and

             June 30, 1996 (unaudited).................................1

             Statements of Operations for the Three and Six Months
             ended June 30, 1995 and 1996 (unaudited)..................2

             Statement of Shareholders' Equity for the Three and Six
             Months ended June 30, 1996 (unaudited)....................3

             Statements of Cash Flows for the Three and Six Months
             ended June 30, 1995 and 1996 (unaudited)..................4

             Notes to Financial Statements ............................5

 Item  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS......................15

PART II - OTHER INFORMATION

 Item  2.    CHANGES IN SECURITIES....................................17

 Item  4.    SUBMISSION OF MATTERS TO A VOTE

             OF SECURITY HOLDERS......................................17

 Item  6.    EXHIBITS AND REPORTS ON FORM 8-K.........................18

SIGNATURE    .........................................................19

                                    HARMONY PRODUCTS, INC.

                                        Balance Sheets

                             December 31, 1995 and June 30, 1996


            Assets                                      December 31,    June 30,
                                                            1995          1996
                                                                       (unaudited)

Current assets:
    Cash and cash equivalents                       $     101,810          1,708
    Trade accounts receivable, net (note 6)               176,727        170,775
    Licensing receivable, short term (note 7)             163,800        130,800
    Inventories (notes 3 and 6)                           258,540        304,724
    Prepaid expenses and other assets                     108,540         82,775
                                                          --------       -------
          Total current assets                            809,417        690,782

Licensing receivable, long term (note 7)                  118,700        118,700
Property, plant and equipment, net (notes 4 and 8)        601,532        565,201
Patent rights, net of accumulated amortization of
    $197,877 in 1995 and $219,397 in 1996 (note 5)        536,020        514,500
Other assets, net                                          40,800         33,846
                                                        ---------      ---------
                                                    $   2,106,469      1,923,029
                                                        =========      ==========
          Liabilities and Shareholders' Equity

Current liabilities:
    Current installments of long-term debt
       (note 8)                                     $      13,135         14,047
    Notes payable to shareholders (note 6)                 13,000         13,000
    Trade accounts payable and accrued expenses           296,063        395,186
                                                        ---------      ---------
          Total current liabilities                       322,198        422,233

Notes payable to bank (note 6)                            717,651        703,951
Long-term debt, excluding current installments
   (note 8)                                                15,034         14,160
                                                        ---------      ---------
          Total liabilities                             1,054,883      1,140,344
                                                        ---------      ---------
Shareholders' equity:
    Preferred stock, no par value.  Authorized
       100,000 shares; no shares issued and
       outstanding                                              -              -
    Common stock, no par value.  Authorized
       2,500,000 shares; shares issued and
       outstanding - 1,388,931 in 1995 and
       1,436,915 in 1996 (notes 10 and 11)                      -              -
    Additional paid-in capital                         10,987,100     11,177,100
    Accumulated deficit                                (9,935,514)   (10,394,415)
                                                        ---------      ---------
          Total shareholders' equity                    1,051,586        782,685

Commitments and contingencies
     (notes 4, 5, 7, 8, 9, 11, 12 and 13)
                                                        ---------      ---------
                                                    $   2,106,469      1,923,029
                                                        =========      =========

See accompanying notes to financial statements

                                    HARMONY PRODUCTS, INC.

                                   Statements of Operations

                    Three Months and Six Months ended June 30, 1995 and 1996
                                          (unaudited)


                                         Three months ended      Six months ended
                                        June 30,    June 30,    June 30,   June 30,
                                          1995        1996       1995        1996

Net sales                            $    494,077    330,948   1,255,486    769,826

Other operating income                      5,624     10,764      12,793     27,281
                                       ----------    -------   ---------    -------
    Total net revenue                     499,701    341,712   1,268,279    797,107

Cost of goods sold                        692,766    410,000   1,676,678    876,996
                                       ----------    -------   ---------    -------
         Gross loss                      (193,065)   (68,288)   (408,399)   (79,889)


Operating expenses:
    Marketing and promotion                94,114     45,283     219,606     93,578
    Research and development                8,454      2,896      13,736      8,161
    General and administrative             87,907    136,844     204,466    236,452
    Royalties and commissions              13,596         63      33,786      2,952
    Loss on disposal of fixed
       assets (note 4)                  1,878,602          -   1,878,602          -
                                      -----------    -------   ---------   --------
                                        2,080,673    185,086   2,348,196    341,143
                                      -----------    -------   ---------   --------
         Loss from operations          (2,273,738)  (253,374) (2,756,595)  (421,032)

Other income (expense):
    Interest expense                      (89,905)   (19,897)   (185,905)   (38,174)
    Other income (expense)                  3,864        186       8,797        305
                                      -----------    -------   ---------   --------
         Net loss                    $ (2,359,779)  (273,085) (2,933,703)  (458,901)
                                      ===========    =======   =========   ========
Loss per share                       $      (4.43)     (0.19)      (5.55)     (0.32)
                                            =====      =====       =====      =====
Weighted average common shares
   outstanding                            533,045  1,428,863     528,991  1,423,050
                                      ===========  =========   =========  =========

See accompanying notes to financial statements

                                    HARMONY PRODUCTS, INC.

                               Statement of Shareholders' Equity

                                Six Months ended June 30, 1996

                                          (Unaudited)


                                                 Additional                      Total
                              Common    Stock      paid-in     Accumulated   shareholders'
                             Shares     Amount     capital       deficit        equity

Balance at
   December 31, 1995       1,388,933  $   -      10,987,100     (9,935,514)   1,051,586

Common stock purchased        47,982      -         190,000              -      190,000

Net loss for the six months
   ended June 30, 1996             -      -               -       (458,901)    (458,901)
                           ---------  -----      ----------     ----------    ---------


Balance at
   June 30, 1996           1,436,915  $   -      11,177,100    (10,394,415)     782,685
                           =========  =====      ==========    ===========    =========

See accompanying notes to financial statements

                                    HARMONY PRODUCTS, INC.

                                   Statements of Cash Flows

                    Three Months and Six Months ended June 30, 1995 and 1996
                                          (unaudited)


                                                           Three months ended        Six months ended
                                                         June 30,     June 30,    June 30,     June 30
                                                           1995         1996        1995        1996
Net cash provided by (used in) operating activities:
    Net loss                                           $(2,359,779)   (273,085)  (2,933,703)  (458,901)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                      110,460      37,690      233,306     69,881
        Changes in assets and liabilities providing
          (using) cash:
         Trade accounts receivable                         264,884     141,043      (70,676)    41,101
         Licensing receivable                                    -           -            -     33,000
         Inventories                                        50,008     (58,029)      92,614    (46,184)
         Prepaid expenses                                   69,309      53,599      142,646     (9,384)
         Trade accounts payableand accrued expenses       (113,819)    (39,857)      64,937    100,949
                                                        ----------    --------   ----------   --------
             Net cash used in operating activities      (1,978,937)   (138,639)  (2,470,876)  (271,364)
                                                        ----------    --------   ----------   --------
Cash flows from investing activities:
    Plant and equipment disposals                        1,878,602           -    1,878,602          -
    Purchase and construction of property, plant and
      equipment, including interest capitalized             12,153      (3,752)     (11,830)   (12,030)
    Decrease (increase) in restricted bond funds, net       21,233           -      312,900          -
    Other                                                    4,039       8,015        6,185      6,954
                                                        ----------    --------   ----------   --------
             Net cash provided by (used in)
                investing activities                     1,916,027       4,263    2,185,857     (5,076)
                                                        ----------    --------   ----------   --------
Cash flows from financing activities:
    Net repayments on notes payable to shareholders       (106,650)          -     (106,650)         -
    Net borrowings (repayments) on note payable
       to bank                                            (999,793)    (45,919)    (438,717)   (13,700)
    Principal payments on long-term debt                (1,452,891)          -   (1,804,936)         -
    Proceeds from issuance of common stock               2,700,812     100,000    2,700,812    190,000
    Other                                                  (14,071)     (3,979)     (29,763)        38
                                                        ----------    --------   ----------    -------
             Net cash provided by financing
               activities                                  127,407      50,102      320,746    176,338
                                                        ----------    --------   ----------    -------
Net increase (decrease) in cash                             64,497     (84,274)      35,727   (100,102)

Cash and cash equivalents at beginning of period            30,118      85,982       58,888    101,810
                                                        ----------    --------   ----------    -------
Cash and cash equivalents at end of period             $    94,615       1,708       94,615      1,708
                                                        ==========    ========   ==========    =======
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest           $    89,451      18,613      144,544     39,258
                                                        ==========    ========   ==========    =======

See accompanying notes to financial statements

                                    HARMONY PRODUCTS, INC.

                                 Notes to Financial Statements

                                         June 30, 1996
                                          (unaudited)

1. Organization and Basis of Presentation
   Harmony Products, Inc., a Virginia corporation, was organized by a group of fertilizer executives to develop, manufacture, and market fertilizer and animal feed products as well as license the patented technology involved. The Company was incorporated on August 31, 1989, as Natural Sciences/Harmony Products, Inc., and the name subsequently changed to Harmony Products, Inc. on October 23, 1989. The Company was inactive until February 9, 1990 (date of inception), when the Company was capitalized, certain patent rights were acquired, and the planning for the construction of the manufacturing facility began. The manufacturing facility was partially complete in December 1990 and production of product was underway on a test basis. In February 1991, the manufacturing facility became operational. At this time, the Company ceased to be a developmental stage enterprise. In June 1995, the Company closed its primary production line at its manufacturing facility. See note 4.

   In December 1991, the Company issued 720,000 shares of common stock in a public offering with net proceeds of approximately $4,078,000. The proceeds were used for repayment of bank debt, repayment of notes to shareholders and working capital.

2. Summary of Significant Accounting Policies
   (a) Quarterly Data
   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accounts) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three and six months ended June 30, 1995 and 1996.

   (b) Cash Equivalents
   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   (c) Fair Value of Financial Instruments
   The Company's financial statements approximate fair value because of the short maturity of the instruments or because the interest rates associated with the financial instruments approximate fair value.

   (d) Inventories
   Inventories are stated at the lower of cost (average cost method) or market value (replacement cost for raw materials and net realizable value for all other inventory). Cost includes material, labor and manufacturing costs.

   (e) Deferred Turnaround
   Included in prepaid assets at December 31, 1995 are approximately $32,000 in 1995 turnaround costs incurred during months of July through September 1995. The Company's policy is to capitalize these costs after the off-season period and amortize the costs over the subsequent sales and manufacturing season of October through June.

                                                                   (continued)

                                    HARMONY PRODUCTS, INC.

                                 Notes to Financial Statements

2. Summary of Significant Accounting Policies, continued

   (f) Property, Plant and Equipment
   Property, plant and equipment is carried at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. The Company uses the following periods for depreciating and amortizing property, plant and equipment:

        Buildings                                10-30 years
        Autos                                       3 years
        Furniture, fixtures and equipment           5 years
        Manufacturing equipment                    10 years
        Leasehold improvements                     15 years

   (g) Patent Rights
   Patent rights are amortized using the straight-line method over the lives of the patents which is seventeen years.

   (h) Impairment of Assets
   The Company assesses the recoverability of certain assets by determining whether the balance of the asset can be recovered over its remaining life through undiscounted futures operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved.

   (i) Revenue Recognition
   The Company recognizes sales revenue upon transfer of title to the customer, which generally occurs upon shipment of the product from the Company's warehouse. Revenue from technology licensing agreements is recognized on the percentage completion method and is included in other operating income.

   (j) Research and Development
   Research and development costs are charged to expense in the period incurred.

   (k) Income Taxes
   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (l) Use of Estimates
   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (m)  Loss Per Share
   Loss per share is based upon the weighted average number of common shares outstanding.

                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

3. Inventories

Inventories at December 31, 1995 and June 30, 1996 consist of the following:

                                               December 31,      June 30,
                                                   1995            1996
                                                                (unaudited)

             Finished products                $  77,960          153,448
             Raw materials                       24,250            2,510
             Packaging materials                156,330          148,766
                                                -------          -------
                                              $ 258,540          304,724
                                                =======          =======

4. Property, Plant and Equipment, net

Property, plant and equipment at December 31, 1995 and June 30, 1996 consists of the following:

                                                December 31,       June 30,
                                                    1995             1996
                                                                  (unaudited)

             Buildings                        $       9,704            9,704
             Leasehold improvements                 333,892          333,892
             Autos                                   11,711           19,089
             Furniture, fixtures and equipment       51,871           54,622
             Manufacturing equipment                589,167          589,168
             Construction in progress                10,150           12,050
                                                 ----------        ---------
                                                  1,006,495        1,018,525
             Less accumulated depreciation
               and amortization                     404,963          453,324
                                                 ----------        ---------
             Property, plant and equipment, net $   601,532          565,201
                                                 ==========        =========
The Company entered into an operating lease for a building in which the manufacturing equipment is operated with an initial lease term for five years through July 1995. The Company had two options to extend each lease term an additional five years. In January 1993, an addendum to the lease was signed which required base rents of $93,600 for fiscal 1993, increasing to $119,700 for 1995. In January 1995, the first option to extend the lease for an additional five years was exercised by the Company and accepted by the lessor. In addition, the lease includes incentives to be paid to the lessor based on shipping levels. Annual base rents were to increase to $142,200 beginning July 1995 continuing through the year 2000.

In August 1995, the landlord in this facility released the Company from its lease obligation as to warehouse space primarily used for storage of finished goods inventory. The Company currently occupies roughly one-half of the space that was formerly being leased. Annual base rents have decreased to approximately $58,800.

During the second quarter of 1995, management of the Company closed its primary production line at its manufacturing facility in Chesapeake Virginia. Advancements in the Company's technology permit it to utilize other manufacturers to produce its products at lower manufacturing costs than those associated with its Chesapeake facility. Accordingly, the Company accrued in its second quarter of 1995 an estimated loss on the disposal of certain fixed assets (comprised primarily of production equipment) of approximately $1,863,000. This estimated loss on disposal represents a write-off of book value of the equipment expected to be disposed of, net of any estimated salvage value, as well as an accrual for the costs that will be incurred to dismantle and sell the equipment.

In June 1995, the Company entered into an agreement with a buyer to sell its corporate office facility for $375,000. A loss on this sale of approximately $15,300 was recorded in 1995. The Company currently leases office space that is more suitable for its needs with annual rents of approximately $25,000.

                                    HARMONY PRODUCTS, INC.

                                 Notes to Financial Statements

5. Patent Rights

In February 1990, the Company obtained from another company for $170,000, the rights, title and interest in a consulting agreement and exclusive relationship with the inventors of the proprietary fertilizer manufacturing process, including technical information, know-how, formulation, methods and inventions. This purchase afforded the Company the right to purchase all of the technology related to the formulation, processing, manufacturing and storage of products in the fields of natural-based fertilizers and plant nutrients from the inventors of the process. Under the terms of this purchase, the Company has the exclusive right to make, use or sell all products resulting from this technology and exclusive control of technical information patent rights and improvements.

For this technology and the related patent rights, the Company paid the inventors $500,000. In addition, under the agreement, the Company was committed to pay royalties on sales of patented product in North America to the inventors as follows: 4-1/2% on the first $2.0 million in sales, 3% on the next $8.0 million in sales; and 2% on sales in excess of $10.0 million. A portion of revenues received by the Company in certain licensing arrangements is paid to the inventors depending upon the identity and place of business of the licensee.

In June 1995, the Company sublicensed certain of its patent rights with regard to animal feed supplements back to the inventors. As consideration for the sublicense, the inventors reduced its current royalty structure with the Company. A flat royalty of $20,000 is due to the inventors for calendar year 1995 with no royalties due in years thereafter (note 7).

6. Notes Payable

Notes payable to bank

The Company had at December 31, 1995 and March 31, 1996 a $750,000 line of credit, secured by inventory and receivables and collateralized by certain members of the Company's Board of Directors. This line expires October 1996 and bears interest at prime plus 1.375%. At December 31, 1995 and at June 30, 1996, $717,651 and $703,951 was outstanding on the line of credit, respectively.

Notes payable to shareholders

During 1995, certain Directors advanced the Company approximately $213,000, payable on demand and at 9% interest. Certain of the Company's Directors converted $200,350 of this note to 244,329 shares of common stock prior to year end (note 10). At December 31, 1995 and June 30, 1996, the remaining $13,000 is included in notes payable to shareholders - short term.

                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

7. Licensing Contracts

New England Fertilizer

In October 1994, the Company entered into a Master License Agreement and a
  Marketing Agreement with New England Fertilizer Company ("NEFCO"). NEFCO operates a sludge management facility in Quincy, Massachusetts for the Massachusetts Water Resources Authority. This facility produces a mechanically dried sewage sludge which it converts to an environmentally safe product termed "fertilizer-grade biosolids."

Under the Master License Agreement, NEFCO has an exclusive license in all states east of the Mississippi River for Harmony's patented processes. The resultant product is an enhancement of the generally low analysis biosolids to produce virtually any formulation desired. NEFCO intends to utilize Harmony's technology and know-how to upgrade the biosolids produced at the Quincy plant and to utilize the combination of the Harmony process and mechanical drying to offer sludge management programs to other generators in the United States. NEFCO also expects to utilize the Harmony process to offer product management services to others who may already mechanically dry sludges.

Under the Marketing Agreement, Harmony will act as NEFCO's sales agent for both enhanced and unenhanced biosolids. All fertilizer grade biosolid products marketed under this agreement will be sold under NEFCO-owned or licensed brand names; Harmony's existing brand names will be applied only to poultry manure.

Under the Master License Agreement, NEFCO paid Harmony $250,000 upon signing.
  Each year, for four years, on the anniversary date of the Master License Agreement, NEFCO will pay to Harmony $70,000. This receivable has been discounted: $63,800 is included on the balance sheet as Licensing receivable - short term and $118,700 is included in Licensing receivable - long term both at December 31, 1995 and June 30, 1996. NEFCO must meet certain minimum performance requirements to retain its right to sub-license the technology over time. Harmony will receive a fee equaling 1/2% of the total cost to build a facility which employs Harmony technology. Under the Marketing Agreement, Harmony will receive a marketing fee of 15% of the net invoiced sales by NEFCO for each location operated by NEFCO. This percentage will subsequently decrease to 10% after three years. For the three and six months ended June 30, 1995 and 1996, the Company recognized other operating income for net commissions accrued under the Marketing Agreement of $5,624 and $10,964 (three months) and $12,793 and $27,281 (six months), respectively.

Animal Feed Sublicense

  In June 1995 the Company sublicensed to the inventors of its technology the Harmony technology expressly related to animal nutrition in North America for the life of the related patents. In consideration for the sublicense, certain reductions were made to the existing royalty structure with the inventors (note 5).


                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

7. Licensing Contracts   (continued)

Australia

On December 31, 1995 the Company entered into a Licensing and Consulting Agreement ("Agreement") with Bio-Recycle (Aust.) Pty. Ltd. ("Bio-Recycle"), an Australian company that specializes in the recycling of organic waste streams. Under the provisions of the Agreement, Harmony licenses to Bio-Recycle the rights to the Company's patents and know how for an exclusive territory that includes Australia, Malaysia, Indonesia and New Zealand. The Agreement requires Harmony to provide certain technical, engineering and equipment design consulting services after a facility fee has been paid. Finally, the Agreement licenses to Bio-Recycle the right to use certain Harmony trademarks, tradenames and copyrighted materials.

Bio-Recycle does not plan to begin construction of a facility incorporating Harmony's patented technology immediately; however, under provisions of the Agreement, Bio-Recycle must meet certain plant construction thresholds in order to maintain its rights under the Agreement.

As of December 1995, the Company has no further obligations under the agreement and recorded other operating income $85,000 (net of royalties due to the Inventors) and a corresponding short term receivable of $100,000 for the Australian licensing Agreement. Bio-Recycle has paid $33,000 on its obligation to Harmony as of June 30, 1996. The Company has a corresponding short term receivable of $67,000 from Bio-Recycle as of June 30, 1996. For the period ended June 30, 1995 and 1996 there were no other operating revenues related to this contract.

8. Long-term Debt

Long-term debt at December 31, 1995 and June 30, 1996 consists of the following:

                                                   December 31,       June 30,
                                                       1995             1996
                                                                     (unaudited)

Industrial Development Bonds, due in annual
amounts of $350,000 from March 1, 1993 to 1998;
final amount of $400,000 due on March 1, 1999;
the interest rate floats with market rates,
has a maximum interest rate of 15% and is due
monthly; the average interest rate during 1994
and 1995 was 3.17% and 4.25%, respectively.
Paid off June 30, 1995.                             $       -               -

7.75% mortgage note payable in monthly
installments of $2,918, including interest,
due January 1999; secured by property.
Property sold and debt repaid August 31, 1995.              -               -

7-1/2% to 12% capitalized leases and 9-1/2%
to 13% vehicle loans; payable in
monthly installments, including interest,
secured by equipment and vehicles;
final payment due February 1999.                       28,169          28,207
                                                       ------          ------

               Total long-term debt                    28,169          28,207

Less current installments                              13,135          14,047
                                                       ------          ------
               Long-term debt, excluding current
                    installments                    $  15,034          14,160
                                                       ======          ======


                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

7. Long-term Debt   (continued)

Industrial Development Bonds

In June 1995, the Company repaid the entire balance due on the Industrial
  Development Bonds from the proceeds of a stock sale to certain Directors (note
  10). The Company had entered into a bond issuance agreement in September 1990 in the amount of $2,500,000 with the Industrial Development Authority of the City of Chesapeake, Virginia. The bonds were used for the acquisition and construction of a fertilizer and animal feed manufacturing facility and for the costs of issuing the bonds.

The bonds were secured by a letter of credit in the amount of approximately
  $1,516,000 and the fertilizer and animal feed manufacturing facility.

Mortgage Note Payable

The mortgage on the Company's home office building had a fixed interest of 7.75% with a 15 year amortization and had a 5 year call option for the bank. As discussed in note 4, the Company sold its office building during the third quarter of 1995.

9. Income Taxes

As  discussed  in Note 1, the Company  adopted  Financial  Accounting  Standards
  No. 109 as of January 1, 1993.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and June 30, 1996 are presented below:

                                                December 31,       June 30,
                                                     1995            1996
                                                                 (unaudited)

    Deferred tax assets and (liabilities):
      Net operating loss carryforwards          $  1,959,000       2,043,000
      Prepaid expenses, due to differences
            in amortization                           14,000          14,000
      Allowance for doubtful accounts                  1,000           1,000
      Research and development credits                43,000          43,000
      Start-up costs capitalized for tax purposes          -               -
      Intangible assets, due to differences
            in basis and amortization                 (7,000)         (7,000)
      Property, plant and equipment, due to
            differences in basis and depreciation      1,000           1,000
              Less: valuation allowance           (2,011,000)     (2,095,000)
                                                 -----------      ----------
              Net deferred taxes                $          -               -
                                               =============      ==========

The valuation allowance for deferred tax assets as of December 31, 1995 was $2,011,000. The net change in the total valuation allowance for the six months ended June 30, 1996 was an increase of $84,000.

At June 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $8.6 million which are available to offset federal taxable income, if any, through 2009.

                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

10. Common Stock

The following shares of stock were purchased or exchanged for debt by certain of the Company's Board of Directors during 1995:

               Date          Shares         Amount           Price

           June 30           741,982        $   2,700,812    $ 3.64
       December 13           122,058              400,350      3.28
                             -------            ---------
             Total           864,040        $   3,101,162
                             =======            =========

On June 30, 1995, certain of the Company's Board of Directors determined to recapitalize the Company by purchasing common stock (notes 6 and 8). The share price of $3.64 for the shares issued in this recapitalization was determined by averaging the closing bid and closing ask price of the stock for the thirty days prior to June 30, 1995. The Company and the Board had agreed to increase the purchase price per share, and accordingly reduce the number of shares purchased, had the average of the closing bid and closing ask price of the stock for the 30 days after June 30, 1995 been higher. As this average was lower, the stock was valued by reference to the higher June prices.

On December 13, 1995, the Company converted a $200,350 loan to shareholders into common stock as well as an additional purchase of $200,000 in common stock. The price paid for the stock represented the prior thirty day average of the closing bid and closing ask prices for the stock or the average of the closing bid and closing ask price on the day of the subscription, whichever was greater.

The following shares of stock were purchased by certain of the Company's Board of Directors during 1996:

               Date          Shares         Amount        Price
          March 22           22,728      $   90,000     $ 3.96
          April 30           25,254         100,000       3.96
                             ------         -------
                             47,982      $  190,000
                             ======         =======

The price paid for the stock represented the prior thirty day average of the closing bid and closing ask prices for the stock or the average of the closing bid and closing ask price on the day of the subscription, whichever was greater.

At the Company's 1996 Annual Meeting of Shareholders held May 3, 1996 the
  Company's shareholders approved an amendment to the Company's Articles of Incorporation that (i) decreased the aggregate number of authorized shares of Common Stock from 10,000,000 shares of Common Stock ("Old Shares") to 2,500,000 shares of Common Stock ("New Shares"); (ii) provided that each outstanding Old Share would be automatically converted into one-fourth of one New Share; and (iii) provided that after the effective date of the Amendment, holders of certificates for the Old Shares would not be entitled to receive dividends, to vote or to exercise any rights as shareholders of the Company until certificates representing the Old Shares were surrendered for certificates representing the New Shares. The approval of the Amendment by the Company's shareholders resulted in a one-for-four reverse stock split of the Company's Common Stock. All references to shares or share prices in the financial statements reflect the one-for-four reverse stock split.

                                    HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

11. Incentive Stock Option Plans

Incentive Stock Option Plan -1991

In September 1991, the Company adopted an Incentive Stock Option Plan (the
  Plan). The Plan provides, in the aggregate, for the grant of incentive stock options to selected employees and officers to purchase up to 25,000 shares. The Plan has 19,000 stock options outstanding at exercise prices ranging from $6 to $16 per share. Options must be exercised within five to ten years from the date granted. Generally, unless the compensation committee grants special concessions, options may be exercised only when the optionee is in the employment of the Company, except in the case of death of the employee, in which case unexpired, unexercised options may be exercised within six months of death, by the optionee's estate.

Long-term Incentive Plan - 1993

In April 1993, the Shareholders approved the 1993 Long-term Incentive Plan (the
  1993 Plan). The purpose of the 1993 Plan is to enable the Company to reward existing directors for guaranteeing certain debts of the Company and lending money directly to the Company during 1992, to attract and retain qualified directors and employees, and increase the proprietary interest of such persons in the Company in order to provide such persons with additional motivation to continue serving the Company and to further its growth and achieve profitability. The 1993 Plan is intended to provide the Company with greater flexibility to address the compensation needs of employees.

Under the 1993 Plan, 25,000 options are available for distribution to employees and directors at the discretion of the Company's Option Committee. A total of 5,376 options have been granted to employees at exercise prices ranging between $5-1/2 and $10. Options granted must be exercised within ten years from the date granted. Generally, unless the compensation committee grants special concessions, options may be exercised only when the optionee is in the employment of the Company, except in the case of death of the employee, in which case unexpired, unexercised options may be exercised within six months of death, by the optionee's estate.

12. Liquidity and Capital Resources

Since inception, the Company has not been profitable and has not generated sufficient cash flow from operations to fund itself. Additionally, since its inception, the Directors have, from time to time, provided working capital and credit enhancement to the Company. During 1994, the Directors purchased an additional $1.2 million of common stock. During 1995 certain of the Company's Board of Directors purchased $3.1 million of common stock in an effort to reduce the Company's debt load and provide working capital. Certain Directors purchased $90,000 of common stock in the first quarter 1996 as well as an additional $100,000 of common stock in the second quarter of 1996.

Due to the Company's inability to meet certain NASDAQ listing requirements, the Company's common stock was delisted from the NASDAQ Small Cap Market as of May 9, 1996. The common stock is now quoted on the NNOTC Bulletin Board, an NASD sponsored and operated quotation system for equity securities not included in the NASDAQ stock market. The inability of the Company to list its common stock on the NASDAQ stock market has, and will continue to materially adversely affect the liquidity of the Company's common stock.


                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

12. Liquidity and Capital Resources  (continued)

Management believes that the equity infusions by certain of the Company's
  Directors plus cash generated from future operations including any cash generated from potential licensing arrangements will provide the Company with sufficient sources of cash flow during 1996. Management cannot offer any assurance that the Company will be able to generate sufficient cash from any sources, including the Company's Board of Directors, to operate the Company beyond the end of 1996. If future operations, including licensing arrangements, do not materialize the Company will be unable to fund its operations and will be forced to look to any available alternative methods of financing.

13. Contingencies

As the Company's products are low in analyses (nitrogen, phosphorus and potassium) and the nitrogen in the products is generally 60% water insoluble, management believes the products have a minimal effect on the environment. Accordingly, the Company believes that it does not need, and it does not maintain, insurance for any environmental claims which might result from the release of its products into the environment in a manner or in concentrations not permitted by law.

                                            Part 1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors.

Three and Six months ended June 30, 1996 versus three and six months ended June 30, 1995

Net revenues For the three months ended June 30, 1996, net revenues decreased from the same period last year by $157,989 from $499,701 to $341,712 or 31.6%. For the six months ended June 30, 1996 net revenues decreased from the same period last year by $471,172 from $1,268,279 to $797,107 or 37.2%. The Company believes the decrease in net revenues is primarily attributable to the unseasonably wet and cold weather experienced by the midwest and northeastern areas of the United States, which comprise the primary markets for the Company's products. Though the volume of products sold by the Company during 1996 closely approximated the volumes moved during 1995, the late and wet spring caused a change in the product mix such that a greater portion of the 1996 shipments were lower priced products. In addition, difficulties with the contract manufacturers of the Company's Bridge products were a cause of the decreased sales of the premium products.

Gross loss Gross loss for the three and six months ended June 30, 1996 was $68,288 and $79,889 respectively. This compares to a gross loss of $193,065 and $408,399 for the same three and six month periods in 1995. This improvement - on a lower sales base - is primarily attributable to the June 1995 reorganization associated with the closing of the Company's primary production line at its Chesapeake facility combined with a cash infusion from certain members of the Company's Board of Directors. The loss for the second quarter of 1996 was also negatively impacted by certain rework necessary to correct packaging errors that occurred at the Chesapeake facility. Further increases in sales volumes are necessary, however, for the Company to break even on a gross margin basis.

Operating expenses Operating expenses of $185,086 and $341,143 for the three and six months ended June 30, 1996, respectively, were significantly lower than 1995's levels of $2,080,673 and $2,348,196. The decrease from 1995's levels is primarily attributable to an accrual for the estimated loss on disposal of the Company's primary processing equipment of $1,878,602 for both the three and six months ended June 30, 1995. Without regard to this charge, operating expenses decreased by $16,985 or 8.4% for the three months ended June 30, 1996 and by $128,451 or 27.4% for the six month period ended June 30, 1996.

During the second quarter of 1995, management of the Company closed its batch oriented primary production line at its manufacturing facility in Chesapeake Virginia. New advancements in the Company's technology permit it to utilize other manufacturers to produce its products at lower manufacturing costs than those associated with its Chesapeake facility. Since completing construction of the primary line in 1991, the Company has developed the continuous process method of manufacturing its products as well as the ability to make its organic based Bridge(R) products in conventional fertilizer granulation facilities. In connection with the shut down and dismantling of its primary line, the Company accrued an estimated loss on the disposal of certain fixed assets (comprised primarily of production equipment) of $1,878,602 for the three and six months ended June 30, 1995. This estimated loss on disposal represents a write-off of the book value of the equipment expected to be disposed of, net of any estimated salvage value, as well as an accrual for the costs that will be incurred to dismantle and sell the equipment. No similar charges were incurred during 1996.

The primary reasons for the decreases in operating expenses are the following factors:

Marketing and promotion expenses decreased from $94,114 to $45,283 for the three months ended June 30, 1996, a decrease of $48,831 or 51.9% from 1995's level. For the six months ended June 30, 1995, marketing and promotion expenses decreased from $219,606 to $93,578, a decrease of $126,028 or 57.4% over the same period in 1995. These decreases are the result of timing differences in expenses as well as general cost cutting measures due to the general cash tightness of the Company. The Company does not believe it will be able to invest any material amounts in the foreseeable future on marketing and promotion as discussed below in the Plan of Operation. The Company's sales volumes are unlikely to increase absent such an infusion.

General and administrative expenses increased from $87,907 to $136,844, an increase of $48,937 or 55.7% for the three months ended June 30, 1996. For the six month period ended June 30, 1996 general and administrative expenses increased from $204,466 to $236,452, an increase of $31,986 or 15.6%. These increases were primarily due to timing of expenditures, management's efforts to locate third party financing and expenses incurred with the Company's unsuccessful attempt to continue listing its common stock on the NASDAQ Small Cap Market.

Royalties and commissions decreased for the three months ended June 30, 1996, from $13,956 to $63, and for the six month period, decreased from $33,786 in 1995 to $2,952 in 1996. This decrease occurred due to the change in the royalty structure negotiated by the Company in 1995, the decline in sales volume and because many accounts being sold in 1996 have been the result of in house sales not requiring the payment of a commission.

Interest expense Interest expense decreased from $89,905 for the three months ended June 30, 1995 to $19,897 for the same period in 1996; and, for the six month period decreased from $185,905 in 1995 to $38,174 in 1996. These decreases are due to Company's reorganization in June 1995 which significantly reduced the Company's debt load.

Financial position as of June 30, 1996

Since inception, the Company has not been profitable and has not generated sufficient cash flow from operations to fund itself. Additionally, since its inception, the Directors have, from time to time, provided working capital and credit enhancement to the Company. During 1994, the Directors purchased an additional $1.2 million of common stock. During 1995 certain of the Company's Board of Directors purchased $3.1 million of common stock in an effort to reduce the Company's debt load and provide working capital. Certain Directors purchased $90,000 of common stock in the first quarter 1996 as well as an additional $100,000 of common stock in the second quarter of 1996.

Due to the Company's inability to meet certain NASDAQ listing requirements, the Company's common stock was delisted from the NASDAQ Small Cap Market as of May 9, 1996. The common stock is now quoted on the NNOTC Bulletin Board, an NASD sponsored and operated quotation system for equity securities not included in the NASDAQ stock market. The inability of the Company to list its common stock on the NASDAQ stock market has, and will continue to materially adversely affect the liquidity of the Company's common stock.

Management believes that the equity infusions by certain of the Company's Directors plus cash generated from future operations including any cash generated from potential licensing arrangements will provide the Company with sufficient sources of cash flow during 1996. Management cannot offer any assurance that the Company will be able to generate sufficient cash from any sources, including the Company's Board of Directors, to operate the Company beyond the end of 1996. If future operations, including licensing arrangements, do not materialize the Company will be unable to fund its operations and will be forced to look to any available alternative methods of financing.

Plan of operation

In order to bring gross margins to a positive level sufficient to support the Company on an ongoing basis, a substantial increase in sales volume needs to occur. However, this increase will not occur unless adequate support for the products is available in the form of marketing and advertising dollars, which management has no reason to believe are forthcoming. The Company must be able to help support its products with advertising campaigns that are sponsored by both the retailer and the manufacturer. Large advertising campaigns, however, require a large financial commitment. At Harmony's current sales volume, the size campaign needed is not possible or even conceivable. Management of the Company continues to look for other means of financing the product support needed, including follow through of potential technology arrangements and possible third parties, however it is unable to offer any assurance that such funds or parties will be found.

The Company believes that consumers and professionals will eventually purchase more organic and organic base fertilizers over time. Further, the Company expects that its products and technology will benefit from the continued attention and adverse publicity received by the mismanagement of waste streams. If this occurs, the Company's technology and products should experience increased demand. If this does not occur, the Company may experience difficulty in selling its products in significant volumes.

                                  Part II - Other Information

Item 2.  Changes in Securities

At the Company's 1996 Annual Meeting of Shareholders held May 3, 1996 the Company's shareholders approved an amendment to the Company's Articles of Incorporation that (i) decreased the aggregate number of authorized shares of Common Stock from 10,000,000 shares of Common Stock ("Old Shares") to 2,500,000 shares of Common Stock ("New Shares"); (ii) provided that each outstanding Old Share would be automatically converted into one-fourth of one New Share; and
(iii) provided that after the effective date of the Amendment, holders of certificates for the Old Shares would not be entitled to receive dividends, to vote or to exercise any rights as shareholders of the Company until certificates representing the Old Shares were surrendered for certificates representing the New Shares. The approval of the Amendment by the Company's shareholders resulted in a one-for-four reverse stock split of the Company's Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1996 Annual Meeting of Shareholders was held on May 3, 1996. At the Annual Meeting the following matters were acted upon:

        1. Election of directors: W. Reginald Powell, James A. Shirley, Gregory R. Gill, Raymond E. Grover, J. Mark Nuzum, J. Samuel Roady and John W. Dibble were all elected as directors to serve a one year term. Each director received 1,347,793 votes; 825 votes were withheld.

        2.  Approval of amendment to Articles of Incorporation, as described in
        Part II - Item 2 above: 1,347,830 votes for; 463 votes against; 325 votes abstain.

        3. Ratification of appointment of KPMG Peat Marwick as independent auditors: 1,348,568 votes for; 25 votes against; 25 votes abstain.

        In all matters, there were 40,313 shares not voted.

Item 6.  Exhibits and reports on Form 8-K

        (a).  Exhibits

           None.


        (b).  Reports on Form 8-K

On April 26, 1996, the Company filed a report on Form 8-K under Item 5 (Other Information) regarding the infusion of cash into the company by certain directors in return for the issuance of Common Stock.

                                           SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Harmony Products, Inc.
                                                   (Registrant)

                                    By:     /s/ Gregory R. Gill
                                           Gregory R. Gill
                                           President and Treasurer

August 7, 1996