Form 10-Q
period 1996-09-30
HARMONY PRODUCTS INC
filed 1996-11-13
CIK 880882

This report has been filed with the Securities and Exchange Commission via Edgar



                 Form 10-QSB - Quarterly or Transitional Report


(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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

                                  757-523-2849
                           (Issuer's telephone number)



   Indicate whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __



   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,516,929 shares of common stock.

                             HARMONY PRODUCTS, INC.
                                     INDEX




PART I - FINANCIAL INFORMATION

  Item  1.      FINANCIAL STATEMENTS

                Balance Sheets - December 31, 1995 and
                September 30, 1996 (unaudited)...............................1

                Statements of Operations for the Three and Nine Months
                ended September 30, 1995 and 1996 (unaudited)................2

                Statement of Shareholders' Equity for the Nine
                Months ended September 30, 1996 (unaudited)..................3

                Statements of Cash Flows for the Three and Nine Months
                ended September 30, 1995 and 1996 (unaudited)................4

                Notes to Financial Statements ...............................5


  Item  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............15


PART II - OTHER INFORMATION


  Item  6.      EXHIBITS AND REPORTS ON FORM 8-K............................18


SIGNATURE       ............................................................19

                             HARMONY PRODUCTS, INC.

                                 Balance Sheets

                    December 31, 1995 and September 30, 1996

               Assets                                                December 31,      September 30,
                                                                         1995              1996
                                                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                   $       101,810           72,157
     Trade accounts receivable, net (note 6)                             176,727          138,994
     Licensing receivable, short term (note 7)                           163,800           97,800
     Inventories (notes 3 and 6)                                         258,540          233,920
     Prepaid expenses and other assets                                   108,540           90,515
                                                                         -------           ------
             Total current assets                                        809,417          633,386

Licensing receivable, long term (note 7)                                 118,700          118,700
Property, plant and equipment, net (notes 4 and 8)                       601,532          538,635
Patent rights, net of accumulated amortization of
     $197,877 in 1995 and $230,422 in 1996 (note 5)                      536,020          503,475
Other assets, net                                                         40,800           32,331
                                                                          ------           ------

                                                                   $   2,106,469        1,826,527
                                                                       =========        =========

             Liabilities and Shareholders' Equity

Current liabilities:
     Current installments of long-term debt (note 8)               $      13,135           13,144
     Notes payable to shareholders (note 6)                               13,000           13,000
     Trade accounts payable and accrued expenses                         296,063          340,913
                                                                         -------          -------

             Total current liabilities                                   322,198          367,057

Notes payable to bank (note 6)                                           717,651          749,311
Long-term debt, excluding current installments (note 8)                   15,034           11,164
                                                                          ------           ------

             Total liabilities                                         1,054,883        1,127,532
                                                                       ---------        ---------

Shareholders' equity:
     Preferred stock, no par value.  Authorized 100,000 shares;
        no shares issued and outstanding                                       -                -
     Common stock, no par value.  Authorized 2,500,000 shares;
        shares issued and outstanding - 1,388,931 in 1995 and
        1,516,929 in 1996 (notes 10 and 11)                                    -                -
     Additional paid-in capital                                       10,987,100       11,377,100
     Accumulated deficit                                              (9,935,514)     (10,678,105)
                                                                      -----------     ------------

             Total shareholders' equity                                1,051,586          698,995

Commitments and contingencies
     (notes 4, 5, 7, 8, 9, 11, 12 and 13)
                                                                       ---------        ---------
                                                                     $ 2,106,469      $ 1,826,527
                                                                       =========        =========

See accompanying notes to financial statements

                             HARMONY PRODUCTS, INC.

                            Statements of Operations

         Three Months and Nine Months ended September 30, 1995 and 1996
                                  (unaudited)

                                                       Three months ended        Nine months ended
                                               September 30,  September 30,  September 30,  September 30,
                                                     1995        1996             1995          1996
                                                     ----        ----             ----          ----
Net sales                                       $    239,241      213,785      1,494,727      983,611

Other operating income (expense)                      (1,039)       5,846         11,754       33,127
                                                       -----        -----         ------       ------

     Total net revenue                               238,202      219,631      1,506,481    1,016,738

Cost of goods sold                                   242,475      374,727      1,919,153    1,171,834
                                                     -------      -------      ---------    ---------

           Gross loss                                 (4,273)     (75,207)      (412,672)    (155,096)


Operating expenses:
     Marketing and promotion                          87,311       43,801        306,917      137,379
     Research and development                          5,701        7,877         19,437       16,038
     General and administrative                       99,522      138,003        329,902      374,455
     Royalties and commissions                         5,346           20         39,132        2,972
     Loss on disposal of fixed assets (note 4)             -            -      1,878,602            -

                                                     197,880      189,701      2,573,990      530,844
                                                     -------      -------      ---------      -------

           Loss from operations                     (202,153)    (264,908)    (2,986,662)    (685,940)

Other income (expense):
     Interest expense                                (25,774)     (18,782)      (183,765)     (56,956)
     Other income (expense)                          (11,647)           -         (2,850)         305


           Net loss                              $  (239,574)    (283,690)    (3,173,277)    (742,591)
                                                    =========    =========    ===========    =========

Loss per share                               $         (.19)        (.19)         (4.08)        (.52)
                                                        ====        =====         ======        =====

Weighted average common shares outstanding         1,266,873    1,472,581        777,654    1,431,121
                                                   =========    =========        =======    =========

See accompanying notes to financial statements

                             HARMONY PRODUCTS, INC.

                       Statement of Shareholders' Equity

                      Nine Months ended September 30, 1996

                                  (Unaudited)

                                                         Additional                          Total
                                    Common Stock           paid-in       Accumulated     shareholders'
                                Shares        Amount       capital         deficit          equity
Balance at
   December 31, 1995          1,388,947   $       -     10,987,100        (9,935,514)      1,051,586


Common stock issued
   (note 10)                    127,982           -        390,000                           390,000


Net loss for the nine months
   ended September 30, 1996           -           -              -          (742,591)       (742,591)

                              ---------    --------     ----------       ------------       ---------

Balance at
   September 30, 1996         1,516,929   $       -     11,377,100       (10,678,105)        698,995
                              =========    ========     ==========        ===========         ========


See accompanying notes to financial statements

                             HARMONY PRODUCTS, INC.

                            Statements of Cash Flows

         Three Months and Nine Months ended September 30, 1995 and 1996
                                  (unaudited)

                                                                    Three months ended          Nine months ended
                                                            September 30,   September 30,   September 30,   September 30
                                                                     1995         1996         1995         1996
                                                                     ----         ----         ----         ----
Net cash provided by (used in) operating activities:
     Net loss                                                  $   (239,574)   (283,690)     (3,173,277)   (742,591)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                               39,080      37,631         272,386     107,512
         Changes in assets and liabilities providing (using) cash:
           Trade accounts receivable                                128,914      31,781          58,238      72,882
           Licensing receivable                                           -      33,000               -      66,000
           Inventories                                              102,374      70,804         194,988      24,620
           Prepaid expenses                                         (25,206)     (7,740)        117,440     (17,124)
           Trade accounts payable and accrued expenses             (294,962)    (54,273)       (230,025)     44,850
                                                                   ---------    --------       ---------    --------


                Net cash used in operating activities              (289,374)   (172,487)     (2,760,250)   (443,851)
                                                                   ---------   ---------     -----------   ---------

Cash flows from investing activities:
     Building, plant and equipment disposals                        440,909           -       2,319,511           -
     Purchase and construction of property, plant and
       equipment, including interest capitalized                     (9,279)        (40)        (21,109)    (12,070)
     Decrease (increase) in restricted bond funds, net                    -           -         312,900           -
     Other                                                             (811)      1,515           5,374       8,469
                                                                       -----      -----           -----       -----

                Net cash provided by (used in) investing activities 430,819       1,475       2,616,676      (3,601)
                                                                    -------       -----       ---------      -------

Cash flows from financing activities:
     Net repayments on notes payable to shareholders                 26,000           -         (80,650)          -
     Net borrowings (repayments) on note payable to bank             37,410      45,360        (401,307)     31,660
     Principal payments on long-term debt                          (294,012)          -      (2,098,948)          -
     Proceeds from issuance of common stock                               -     200,000       2,700,812     390,000
     Other                                                           (3,848)     (3,899)        (33,611)     (3,861)
                                                                     -------     -------        --------     -------
                Net cash provided by (used in)
                  financing activities                             (234,450)    241,461          86,296     417,799
                                                                   ---------    -------          ------     -------

Net increase (decrease) in cash                                     (93,005)     70,449         (57,278)    (29,653)

Cash and cash equivalents at beginning of period                     94,615       1,708          58,888     101,810
                                                                     ------       -----          ------     -------

Cash and cash equivalents at end of period                         $  1,610      72,157           1,610      72,157
                                                                      =====      ======           =====      ======

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                    $   32,485      17,216         177,029      56,474
                                                                     ======      ======         =======      ======


See accompanying notes to financial statements

                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

                               September 30, 1996
                                   (unaudited)

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

In December 1991, the Company issued 180,000 shares of common stock in a public offering with net proceeds of approximately $4,078,000. The proceeds were used for repayment of bank debt, repayment of notes to shareholders and working capital.

2. Summary of Significant Accounting Policies

   (a) Quarterly Data
   In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments (consisting of normal recurring accounts) necessary to present fairly the financial position as of September 30, 1996, and the results of operations and cash flows for the three and nine months ended September 30, 1995 and 1996.

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

                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

3. Inventories

Inventories at December 31, 1995 and September 30, 1996 consist of the following:

                                          December 31,        September 30,
                                              1995                1996
                                                               (unaudited)

Finished products                         $  77,960               90,117
Raw materials                                24,250                1,488
Packaging materials                         156,330              142,315
                                            -------              -------
                                          $ 258,540              233,920
                                            =======              =======

4. Property, Plant and Equipment, net

Property, plant and equipment at December 31, 1995 and September 30, 1996 consists of the following:

                                          December 31,       September 30,
                                              1995               1996
                                                              (unaudited)

Buildings                             $       9,704                9,704
Leasehold improvements                      333,892              333,892
Autos                                        11,711               19,089
Furniture, fixtures and equipment            51,871               55,563
Manufacturing equipment                     589,167              589,168
Construction in progress                     10,150               11,150
                                          ---------            ---------

                                          1,006,495            1,018,566
Less accumulated depreciation
  and amortization                          404,963              478,990
                                            -------              -------
Property, plant and equipment, net      $   601,532              538,635
                                            =======              =======

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

During the second quarter of 1995, management of the Company closed its primary production line at its manufacturing facility in Chesapeake Virginia. Advancements in the Company's technology permit it to utilize other manufacturers to produce its products at lower manufacturing costs than those associated with its Chesapeake facility. Accordingly, the Company accrued in its second quarter of 1995 an estimated loss on the disposal of certain fixed assets (comprised primarily of production equipment) of approximately $1,863,000. This estimated loss on disposal represents a write-off of book value of the equipment expected to be disposed of, net of any estimated salvage value, as well as an accrual for the costs that will be incurred to dismantle and sell the equipment.
                                                                 (continued)
                                       7

                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

4.    Property, Plant and Equipment, net  continued

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


6. Notes Payable


Notes payable to bank

The Company had at December 31, 1995 and September 30, 1996 a $750,000 line of credit, secured by inventory and receivables and collateralized by certain members of the Company's Board of Directors. This line expires October 1997 and bears interest at prime plus 1.375%. At December 31, 1995 and at September 30, 1996, $717,651 and $749,311 was outstanding on the line of credit, respectively.


Notes payable to shareholders

During 1995, certain Directors advanced the Company approximately $213,000, payable on demand and at 9% interest. Certain of the Company's Directors converted $200,350 of this note to 244,329 shares of common stock prior to year end (note 10). At December 31, 1995 and September 30, 1996, the remaining $13,000 is included in notes payable to shareholders - short term.

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

Under the Master License Agreement, NEFCO paid Harmony $250,000 upon signing.
   Each year, for four years, on the anniversary date of the Master License Agreement, NEFCO will pay to Harmony $70,000. This receivable has been discounted: $63,800 is included on the balance sheet as Licensing receivable
   - short term and $118,700 is included in Licensing receivable - long term both at December 31, 1995 and September 30, 1996. NEFCO must meet certain minimum performance requirements to retain its right to sub-license the technology over time. Harmony will receive a fee equaling 1/2% of the total cost to build a facility which employs Harmony technology. Under the Marketing Agreement, Harmony will receive a marketing fee of 15% of the net invoiced sales by NEFCO for each location operated by NEFCO. This percentage will subsequently decrease to 10% after three years. For the three and nine months ended September 30, 1995 and 1996, the Company recognized other operating income (expense) for net commissions accrued under the Marketing Agreement of $(1,039) and $5,846 (three months) and $11,754 and $33,127 (nine months), respectively.


Animal Feed Sublicense

   In June 1995 the Company sublicensed to the inventors of its technology the Harmony technology expressly related to animal nutrition in North America for the life of the related patents. In consideration for the sublicense, certain reductions were made to the existing royalty structure with the inventors (note 5).
                                                                   (continued)

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

As of December 1995, the Company has no further obligations under the agreement and recorded other operating income $85,000 (net of royalties due to the Inventors) and a corresponding short term receivable of $100,000 for the Australian licensing Agreement. Bio-Recycle has paid $66,000 on its obligation to Harmony as of September 30, 1996. The Company has a corresponding short term receivable of $34,000 from Bio-Recycle as of September 30, 1996. For the period ended September 30, 1995 and 1996 there were no other operating revenues related to this contract.


8. Long-term Debt

Long-term debt at December 31, 1995 and September 30, 1996 consists of the following:

                                                                                   December 31,       September 30,
                                                                                      1995                1996
                                                                                                       (unaudited)
Industrial Development Bonds, due in annual amounts of $350,000 from March 1, 1993 to 1998; final amount of $400,000 due on
March 1, 1999; the interest rate floats with market rates, has a maximum interest rate of 15% and is due monthly; the average interest rate during 1994 and 1995 was 3.17% and 4.25%, respectively.
Paid off June 30, 1995.$                                                                  -                   -

7.75% mortgage note payable in monthly installments of
$2,918, including interest, due January 1999; secured by
property.  Property sold and debt repaid August 31, 1995.                                 -                   -

7-1/2% to 12% capitalized leases and 9-1/2% to 13% vehicle loans;
payable in monthly installments, including interest, secured by
equipment and vehicles; final payment due February 1999.                             28,169              24,308
                                                                                     ------              ------

                  Total long-term debt                                               28,169              24,308

Less current installments                                                            13,135              13,144
                                                                                     ------              ------

                  Long-term debt, excluding current
                       installments                                                 $15,034              11,164
                                                                                     ======              ======

                                                               (continued)

                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

8. Long-term Debt   (continued)

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

9. Income Taxes

As discussed in Note 1, the Company adopted Financial Accounting Standards No.
   109 as of January 1, 1993.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and September 30, 1996 are presented below:

                                                   December 31,   September 30,
                                                       1995           1996
                                                                   (unaudited)

 Deferred tax assets and (liabilities):
   Net operating loss carryforwards                $  1,959,000      2,100,000
   Prepaid expenses, due to differences
     in amortization                                     14,000         14,000
   Allowance for doubtful accounts                        1,000          1,000
   Research and development credits                      43,000         43,000
   Start-up costs capitalized for tax purposes                -              -
   Intangible assets, due to differences in
     basis and amortization                              (7,000)        (7,000)
   Property, plant and equipment, due to
     differences in basis and depreciation                1,000          1,000
     Less: valuation allowance                       (2,011,000)    (2,152,000)
                                                   -------------    -----------

     Net deferred taxes                            $          -              -
                                                   =============    ===========

The valuation allowance for deferred tax assets as of December 31, 1995 was $2,011,000. The net change in the total valuation allowance for the nine months ended September 30, 1996 was an increase of $141,000.

At September 30, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $8.6 million which are available to offset federal taxable income, if any, through 2009.

                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

10. Common Stock

The following shares of stock were purchased or exchanged for debt by certain of the Company's Board of Directors during 1995:

                  Date              Shares           Amount            Price
               June 30              741,982      $   2,700,812        $ 3.64
           December 13              122,058            400,350          3.28
                                    -------       ------------
                 Total              864,040      $   3,101,162
                                    =======       ============

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

The following shares of stock were purchased by certain of the Company's Board of Directors during 1996:

                  Date              Shares           Amount            Price
                  ----              ------           ------            -----
              March 22              22,728        $    90,000        $ 3.96
              April 30              25,254           100,000           3.96
              August 1              40,000           100,000           2.50
          September 10              40,000           100,000           2.50
                                    ------           -------
                                   127,982        $  390,000
                                   =======           =======

The price paid for the stock represented the prior thirty day average of the closing bid and closing ask prices for the stock or the average of the closing bid and closing ask price on the day of the subscription, whichever was greater. Since the Company's stock was no longer traded OTC as of May 9, 1996, the Company used the "stated" value of the stock offered in a now expired letter of intent to purchase the Company as an indication of stock value for the August and September 1996 transactions.

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

                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements

11. Incentive Stock Option Plans

Incentive Stock Option Plan -1991

In September 1991, the Company adopted an Incentive Stock Option Plan (the
   Plan). The Plan provides, in the aggregate, for the grant of incentive stock options to selected employees and officers to purchase up to 25,000 shares. The Plan has 1,125 stock options outstanding at an exercise price of $6 per share. Options must be exercised within five years from the date granted. Generally, unless the compensation committee grants special concessions, options may be exercised only when the optionee is in the employment of the Company, except in the case of death of the employee, in which case unexpired, unexercised options may be exercised within six months of death, by the optionee's estate.

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

Under the 1993 Plan, 25,000 options are available for distribution to employees and directors at the discretion of the Company's Option Committee. A total of 4,938 options have been granted to employees at exercise prices ranging between $5 and $10. Options granted must be exercised within ten years from the date granted. Generally, unless the compensation committee grants special concessions, options may be exercised only when the optionee is in the employment of the Company, except in the case of death of the employee, in which case unexpired, unexercised options may be exercised within six months of death, by the optionee's estate.


12. Liquidity and Capital Resources

Since inception, the Company has not been profitable and has not generated sufficient cash flow from operations to fund itself. Additionally, since its inception, the Directors have, from time to time, provided working capital and credit enhancement to the Company. During 1994, the Directors purchased an additional $1.2 million of common stock. During 1995 certain of the Company's Board of Directors purchased $3.1 million of common stock in an effort to reduce the Company's debt load and provide working capital. Certain Directors have purchased $390,000 of common stock thus far in 1996.

Due to the Company's inability to meet certain NASDAQ listing requirements, the Company's common stock was delisted from the NASDAQ Small Cap Market as of May 9, 1996. The common stock is now quoted on the NNOTC Bulletin Board, an NASD sponsored and operated quotation system for equity securities not included in the NASDAQ stock market. The inability of the Company to list its common stock on the NASDAQ Small Cap Market has proved to, and the Company believes will continue to materially adversely affect the liquidity of the Company's common stock.

                                                              (continued)
                                       13

                             HARMONY PRODUCTS, INC.

                          Notes to Financial Statements


12. Liquidity and Capital Resources  (continued)

Management believes that the equity infusions already made by certain of the Company's Directors plus infusions expected of such Directors in the last two months of 1996, plus cash generated from future operations including any cash generated from potential licensing arrangements will provide the Company with sufficient sources of cash flow during 1996. The members of the Company's Board have informed Management that they will not invest any significant further cash into the Company. Given this, Management does not believe that the Company will be able to generate sufficient cash from any sources to operate the Company beyond the end of 1996. The Company will be unable to fund its operations beyond 1996, as the Company has been unable to locate any available alternative methods of financing.


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

                                     Part 1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated in these forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management's analysis only as of the date of this report.

Three and Nine months ended September 30, 1996 versus three and nine months ended September 30, 1995


Net revenues For the three months ended September 30, 1996, net revenues decreased from the same period last year by $18,571 from $238,202 to $219,631 or 7.8%. For the nine months ended September 30, 1996 net revenues decreased from the same period last year by $489,743 from $1,506,481 to $1,016,738 or 32.5%.
The Company believes the decrease in net revenues is primarily attributable to the unseasonably wet and cold weather experienced by the Midwest and northeastern areas of the United States, which comprise the primary markets for the Company's products. Though the volume of products sold by the Company, or on which the Company receives sales commissions, during 1996 closely approximated the volumes sold during 1995, the late and wet spring caused a change in the product mix such that a greater portion of the 1996 shipments were lower priced products. In addition to the difficulties associated with the weather, the operational problems associated with the contract manufacturers of the Company's Bridge products also were a cause of the decreased sales of the premium products. Though the Company was able to effectively manufacture its Bridge products at several locations during the spring, the drying and screening operations at these facilities were primarily configured for handling and screening agricultural grades of fertilizer as opposed to turf grades in which the Company specializes. This led to some difficulty in scheduling production runs as well as the double and triple handling of the product, which in addition to reducing sales volume, had an unfavorable impact on gross margins.


Gross loss Gross loss for the three and nine months ended September 30, 1996 was $75,207 and $155,096, respectively. This compares to a gross loss of $4,273 and $412,672 for the same three and nine month periods in 1995. This improvement - on a lower sales base - is primarily attributable to the June 1995 reorganization associated with the closing of the Company's primary production line at its Chesapeake facility combined with a cash infusion from certain members of the Company's Board of Directors. The loss for the nine month period ending September 30, 1996 was also negatively impacted by certain rework necessary to correct packaging errors that occurred at the Chesapeake facility. Additionally, the Company deferred certain costs in the third quarter of 1995 as turnaround costs to be amortized prospectively. There were no turnaround costs in the third quarter 1996. Substantial increases in sales volumes are necessary, however, for the Company to break even on a gross margin basis.


Operating expenses Operating expenses of $189,701 and $530,844 for the three and nine months ended September 30, 1996, respectively, were significantly lower than 1995's levels of $197,880 and $2,573,990. The decrease from 1995's levels is primarily attributable to an accrual for the estimated loss on disposal of the Company's primary processing equipment of $1,878,602 for the nine months ended September 30, 1995. Without regard to this charge, operating expenses decreased by $8,179 or 4.1% for the three months ended September 30, 1996 and by $164,544 or 23.6% for the nine month period ended September 30, 1996.

During the second quarter of 1995, management of the Company closed its batch oriented primary production line at its manufacturing facility in Chesapeake Virginia. The Company believes that new advancements in the Company's technology permit it to utilize other manufacturers to produce its products at lower manufacturing costs than those associated with its Chesapeake facility. Since completing construction of the primary line in 1991, the Company has developed the continuous process method of manufacturing its products as well as the ability to make its organic based Bridge(R) products in conventional fertilizer granulation facilities. In connection with the shut down and dismantling of its primary line, the Company accrued an estimated loss on the disposal of certain fixed assets (comprised primarily of production equipment) of $1,878,602 for the nine months ended September 30, 1995. This estimated loss on disposal represents a write-off of the book value of the equipment expected to be disposed of, net of any estimated salvage value, as well as an accrual for the costs that will be incurred to dismantle and sell the equipment. No similar charges were incurred during 1996. Reductions in operating expenses for the three and nine months ended September 30, 1996 would have been much greater, but for the expenses related to the proposed purchase of the Company by Cypress Chemical Company which was announced in August. Though efforts to sell the Company to Cypress discontinued in October, considerable professional expenses were incurred during the due diligence and negotiation phases of that proposed transaction which occurred during the third quarter. Also, during the nine months ended September 30, 1996 substantial expenses were incurred in the Company's unsuccessful attempt to maintain its listing on the NASDAQ Small Cap Market.


The primary reasons for the decreases in operating expenses are the following factors:

Marketing and promotion expenses decreased from $87,311 in 1995 to $43,801 for the three months ended September 30, 1996, a decrease of $43,510 or 49.8% from 1995's level. For the nine months ended September 30, 1995, marketing and promotion expenses decreased from $306,917 in 1995 to $137,379, a decrease of $169,538 or 55.2% over the same period in 1995. These decreases are the result of general cost cutting measures due to the general cash tightness of the Company as well as timing differences in expenses. The Company does not believe it will be able to invest any material amounts in the foreseeable future on marketing and promotion as discussed below in the Plan of Operation. The Company's sales volumes are unlikely to increase absent such an infusion and could, in fact, continue to decrease due to the lack of necessary cash for such items.

General and administrative expenses increased from $99,522 to $138,003, an increase of $38,481 or 38.7% for the three months ended September 30, 1996. For the nine month period ended September 30, 1996 general and administrative expenses increased from $329,902 to $374,455, an increase of $44,553 or 13.5%. These increases were primarily due to timing of expenditures, management's efforts to locate third party financing, professional expenses related to the proposed sale of the Company and expenses incurred with the Company's unsuccessful attempt to continue listing its common stock on the NASDAQ Small Cap Market.

Royalties and commissions decreased for the three months ended September 30, 1996, from $5,346 to $20, and for the nine month period, decreased from $39,132 in 1995 to $2,972 in 1996. This decrease occurred due to the change in the royalty structure negotiated by the Company in 1995, the decline in sales volume and because many accounts being sold in 1996 have been the result of in house sales not requiring the payment of a commission.


Interest expense Interest expense decreased from $25,774 for the three months ended September 30, 1995 to $18,782 for the same period in 1996; and, for the nine month period decreased from $183,765 in 1995 to $56,956 in 1996. These decreases are due to Company's reorganization in June 1995 which significantly reduced the Company's debt load.

Financial position as of September 30, 1996

Since inception, the Company has not been profitable and has not generated sufficient cash flow from operations to fund itself. Additionally, since its inception, the Directors have, from time to time, provided working capital and credit enhancement to the Company. During 1994, the Directors purchased an additional $1.2 million of common stock. During 1995 certain of the Company's Board of Directors purchased $3.1 million of common stock in an effort to reduce the Company's debt load and provide working capital. Certain Directors have purchased $390,000 of common stock thus far in 1996.

Due to the Company's inability to meet certain NASDAQ listing requirements, the Company's common stock was delisted from the NASDAQ Small Cap Market as of May 9, 1996. The common stock is now quoted on the NNOTC Bulletin Board, an NASD sponsored and operated quotation system for equity securities not included in the NASDAQ stock market. The inability of the Company to list its common stock on the NASDAQ Small Cap Market has proved to, and the Company believes will continue to materially adversely affect the liquidity of the Company's common stock.

Management believes that the equity infusions already made by certain of the Company's Directors plus infusions expected of such Directors in the last two months of 1996, plus cash generated from future operations including any cash generated from potential licensing arrangements will provide the Company with sufficient sources of cash flow during 1996. The members of the Company's Board have informed Management that they will not invest any significant further cash into the Company. Given this, Management does not believe that the Company will be able to generate sufficient cash from any sources to operate the Company beyond the end of 1996. The Company will be unable to fund its operations beyond 1996, as the Company has been unable to locate alternative methods of financing.


Plan of operation

In order to continue operating the Company, a totally unexpected and substantial increase in sales volume needs to occur. However, this increase will not occur unless adequate support for the products is available in the form of marketing and advertising dollars, which the Company has no reason to believe will be forthcoming. To remain operating, the Company must be able to obtain a significant cash infusion to, among other things, help support its products with advertising campaigns that are sponsored by both the retailer and the manufacturer. Large advertising campaigns, however, require a large financial commitment. At Harmony's current sales volume, the size campaign needed is not possible or even conceivable. Management of the Company continues to look for other means of financing the product support needed, including follow through of potential technology arrangements and possible third parties, however it is unlikely that such funds or parties will be found.

The Company believes that consumers and professionals will eventually purchase more organic and organic base fertilizers over time. Further, the Company expects that its products and technology might benefit from the continued attention and adverse publicity received by the mismanagement of waste streams. As mentioned throughout this report, Management does not believe such a cash infusion is forthcoming from any source.

Part II - Other Information

Item 6.  Exhibits and reports on Form 8-K

         (a).  Exhibits

              None

         (b).  Reports on Form 8-K

              On August 23, 1996, the Company filed a report on Form 8-K under
              Item 1(b) (Changes in Control of Registrant) regarding a non-binding Letter of Intent the Company entered into with Cypress Chemical Company ("Cypress") dated August 14, 1996, pursuant to which Cypress would acquire all of the outstanding shares of Harmony.

              On October 23, 1996, the Company filed a report on Form 8-K under
              Item 1(b) (Changes in Control of Registrant) announcing that the non-binding Letter of Intent between the Company and Cypress Chemical Company had expired and that all negotiations regarding any possible sale had been terminated.

                                                     SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     Harmony Products, Inc.
                                                          (Registrant)


                                                 By: /s/ Gregory R. Gill
                                                    ---------------------
                                                     Gregory R. Gill
                                                     President and Treasurer

November 12, 1996

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Harmony Products, Inc.
                                                  (Registrant)


                                            By:____________________________
                                                  Gregory R. Gill
                                                  President and Treasurer
November 12, 1996